Form 10-K
period 2001-12-31
BOND SECURITIZATION LLC
filed 2002-03-28
CIK 1142786

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

                [x] Annual report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  for the fiscal year ended December 31, 2001.

              [ ] Transition report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                       for the transition period from       to       .

                        Commission file number 333-72708

                           BOND SECURITIZATION, L.L.C.
             (Exact name of registrant as specified in its charter)


               Delaware                           36-4449120
       (State of Incorporation)       (I.R.S. Employer Identification No.)

          1 Bank One Plaza
          Chicago, Illinois                         60670
(Address of principal executive offices)         (zip code)

  Registrant's telephone number, including area code: (312) 732-4000

  Securities Registered pursuant to Section 12(b) of the Act: None

  Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes X     No     .
                                      ---       ---

Documents Incorporated by Reference: Monthly Servicing Reports of M&I Marshall & Ilsley Bank filed as Periodic Reports on Form 8-K of the Registrant and the Trust.

                                TABLE OF CONTENTS

                                                                        PAGE

PART I

Item 1. Business                                                          2

Item 2. Properties                                                        2

Item 3. Legal Proceedings                                                 2

Item 4. Submission of Matters to a Vote of Security Holders               2

PART II

Item 5. Market for Registrant's Common Equity and
        Related Stockholder Matters                                       2

Item 6. Selected Financial Data                                           3

Item 7. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                     3

Item 7a. Quantitative and Qualitative Disclosures
         about Market Risk                                                3

Item 8. Financial Statements and Supplementary Data                       3

Item 9. Changes in and Disagreements with Accountants
        on Accounting and Financial Disclosure                            4

PART III

Item 10. Directors and Executive Officers of the Registrant               4

Item 11. Executive Compensation                                           4

Item 12. Security Ownership of Certain Beneficial Owners
         and Management                                                   4

Item 13. Certain Relationships and Related Transactions                   4

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports
         on Form 8-K                                                      4

                                     PART I

ITEM 1. BUSINESS

         Bond Securitization, L.L.C. (the "Registrant"), is a Delaware limited liability company formed for the sole purpose of issuing asset-backed securities through trusts or limited liability companies. One trust has been originated by the Registrant: M&I Auto Loan Trust 2001-1 (the "Trust"), formed pursuant to a Trust Agreement dated as of August 30, 2001, between the Registrant and Banker's Trust (Delaware), as owner trustee. The only business of the Trust is the collection and distribution of payments on the motor vehicle receivables in the manner described in the Prospectus filed on August 15, 2001 pursuant to Rule 424(b)(3) (File No. 333-63354-01). Accordingly, there is no relevant information to report in response to Item 101 of Regulation S-K.

ITEM 2. PROPERTIES

         The Registrant and the Trust do not have any physical properties. Accordingly, this item is inapplicable.

ITEM 3. LEGAL PROCEEDINGS

         There were no material legal proceedings involving the Registrant, the Trust, or any Notes involving the Trustee which were pending at December 31, 2001, or as of the date of this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No votes or consents of Noteholders were solicited during fiscal year 2001 for any purpose.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There is no established public trading market for the Notes.

         As of December 31, 2001, there were 3 holders of record for the Class A-1 Notes, 6 holders of record for the Class A-2 Notes, 15 holders of record for the Class A-3 Notes, 17 holders of record for the Class A-4 Notes, and 1 holder of record for the Class B Notes of the M&I Auto Loan Trust 2001-1.

         Since the Trust pays no dividends with respect to the Notes, the information required by Item 201 of Regulation S-K regarding dividends is inapplicable to the Trust. See Exhibit 99.1 for information with respect to distributions to Noteholders.

ITEM 6. SELECTED FINANCIAL DATA.


          No financial data is required of the Registrant, inasmuch as the Registration Statement on Form S-3 (File No. 333-72708 (formerly File No. 333-63354)) was filed for an on behalf of the Trust and, furthermore, because Registrant is not a guarantor of any of the payments due from the Trust to the Noteholders.

         The regular monthly servicer report forms, which the Trustee is required to include with each monthly distribution of the Trust's assets to Noteholders, sets forth for the prior calendar month, as well as cumulatively, all of the relevant financial information required by the Sale and Servicing Agreement dated as of August 30, 2001, among Bankers Trust (Delaware), as owner trustee, the Registrant, as Depositor, M&I Marshall & Isley Bank, as servicer (the "Servicer") and Bank One, National Association, as indenture trustee (the "Indenture Trustee") to be reported to Noteholders.

         The Trust's Servicer Reports for the months ended October 31, 2001 through December 31, 2001 are incorporated herein by reference as Exhibit No. 99.1.

         The foregoing presents all relevant financial information relating to the Trust. Because of the limited business activity of the Trust, the Selected Financial Data specified in Item 301 of Regulation S-K would not provide any meaningful additional information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Because of the limited business activity of the Trust, the presentation of Management's Discussion and Analysis of Financial Condition and Results of Operations, as otherwise required by Item 303 of Regulation S-K, would not be meaningful. All relevant information is contained in the Servicer Reports (filed under Current Reports on Form 8-K) as described above.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Because of the limited business activity of the Trust, the presentation of Quantitative and Qualitative Disclosure About Market Risk, as required by
Item 305 of Regulation S-K, would not be meaningful. All relevant information is contained in the Servicer Reports (filed under Current Reports on Form 8-K) as described above.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         As discussed above, furnishing the financial information required by
Item 8 of Form 10-K would not add any relevant information to that provided by the foregoing statements. Because the Notes are essentially "pass-through" securities, the Trust will have "income" only in the limited sense of collecting payments on the motor vehicle-related receivables. The only material items of "expense" for the Trust will be the amounts paid as servicing compensation and potentially certain payments relating to any credit enhancement facilities. The Servicer Reports (filed under Current

Reports on Form 8-K) provide complete information on the amounts of the "income" and "expenses" of the Trust.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Not applicable.

ITEM 11. EXECUTIVE COMPENSATION.

         Not applicable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         As of December 31, 2001, there were 25 registered Noteholders of the Trust, all of whom maintained their security positions with the Depository Trust Company. While some of these Noteholders' security positions in the Trust may exceed 5% of the Outstanding Amount, such Notes do not constitute voting securities within the meaning of Item 403 of Regulation S-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Registrant received payments from the Trust in accordance with the terms of the Sale and Servicing Agreement.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
         8-K

         (a) (1) and (2):

         Incorporated herein by reference as Exhibit 99.1 are copies of the Servicer Reports to the Trust for the year ended December 31, 2001.

         (a) (3)  EXHIBITS

-----------------------------------------------------------------------------------
   Designation                                Description
-----------------------------------------------------------------------------------
Exhibit 3.1                 Amended and Restated Limited Liability Company
                            Agreement of the Registrant, incorporated by reference
                            from Amendment No. 1 to the Registration Statement of
                            the Registrant, File No. 333-63354, filed on July 26,
                            2001
-----------------------------------------------------------------------------------
Exhibit 4.1                 Form of Indenture between the Issuer and the Indenture
                            Trustee (including forms of Notes), incorporated by
                            reference from Amendment No. 1 to the Registration
                            Statement of the Registrant, File No. 333-63354, filed
                            on July 26, 2001
-----------------------------------------------------------------------------------
Exhibit 10.1                Form of Sale and Servicing Agreement among the
                            Registrant, the Servicer and the Issuer, incorporated
                            by reference from Amendment No. 1 to the Registration
                            Statement of the Registrant, File No. 333-63354, filed
                            on July 26, 2001
-----------------------------------------------------------------------------------
Exhibit 10.2                Form of Receivables Purchase Agreement between an
                            Originator and the Registrant, incorporated by reference
                            from Amendment No. 1 to the Registration Statement of
                            the Registrant, File No. 333-63354, filed on July 26,
                            2001
-----------------------------------------------------------------------------------
Exhibit 99.1                Monthly Servicer's Reports
                            (a) Monthly Report with respect to the October 22, 2001
                                distribution date, incorporated herein by reference
                                to the Periodic Report filed on Form 8-K by the
                                Registrant on October 31, 2001 (File No. 333-63354).
                            (b) Monthly Report with respect to the November 20,
                                2001 distribution date, incorporated herein by
                                reference to the Periodic Report filed on Form 8-K
                                by the Registrant on November 29, 2001 (File No.
                                333-63354).
                            (c) Monthly Report with respect to the December 20,
                                2001 distribution date, incorporated herein by
                                reference to the Periodic Report filed on Form 8-K
                                by the Trust on December 20, 2001 (File No.
                                333-63354-01).
-----------------------------------------------------------------------------------

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 28, 2002


                           BOND SECURITIZATION, L.L.C.

                           By: /s/ James R. Pomposelli
                               -----------------------
                           Name: James R. Pomposelli
                           Title: President